Form 10QSB
period 2001-03-31
2000 NEW COMMERCE INC
filed 2001-05-14
CIK 1106862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
ACT

For the transition period from      to
                              ------  ------
                     Commission file number 0-29631

2000 New Commerce, Inc.
-------------------------------------------------
(Name of Small Business Issuer in its charter)

           Nevada                        95-4783102
-------------------------           ----------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)

345 North Maple Drive, Suite 284,
Beverly Hills, California                       90210
------------------------------------       ---------------
(Address of principal executive offices)     (Zip code)


                   (310) 288-0693
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2001
Common stock  3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]







TABLE OF CONTENTS

                                                     PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.......................  1-5

Item 2. Plan of Operation..........................

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ........................   6

Item 2. Changes in Securities. ....................   6

Item 3. Defaults Upon Senior Securities. ..........   6

Item 4. Submission of Matters to a Vote of
        Security Holders. .........................   6

Item 5. Other Information. ........................   6

Item 6. Exhibits and Report on Form 8-K. ..........   7

SIGNATURES. .......................................   7





























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


2000 New Commerce, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2001
(Unaudited)
ASSETS

Current Assets
  Cash                        $       --
                			----------
Total current assets		             --
           				----------
Total assets				$       --
				          	==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Loan from shareholder       $      930
	 				     ----------
Total current liabilities            930

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares    3,000
						----------
(Deficit) accumulated
    during the development
      stage				    (3,930)
						----------
Total shareholders' equity
  (deficit)				      (930)
				          ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	$       --
						==========







See accompanying note to financial statements.


1
2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
 	Three Months   January 31, 2000  January 31, 2000
           Ended         (Inception) to    (Inception) to
         March 31, 2001 March 31, 2000    March 31, 2001
        --------------  ----------------- ----------------


Revenue    $      --	         $      --         $      --

Expenses:
General and
  Administra-
    tive  $      215             2,601             3,930
          ----------          --------          --------
(Loss) from
   operations   (215)           (2,601)           (3,930)

Income taxes      --                --                --
          ----------          --------          --------
Net (loss)$     (215)         $ (2,601)         $ (3,930)
          ==========          ========          ========
Basic (Loss) per
 Common
   share  $       --          $     --          $     --
          ==========          ========          ========
Diluted (Loss) per
Common
  share   $       --          $     --          $     --
          ==========          ========          ========
Weighted average
  (basic and diluted)
   common shares
     out-
 standing  3,000,000         3,000,000         3,000,000
          ==========         =========         =========










See accompanying note to financial statements.


2





2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period January 31, 2000 (inception) to March 31,2001
(Unaudited)
         					            (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------
Common shares
Issued for
  cash-      2,300,000  $2,300 $     --    $     --  $2,300

Common shares
issued for
services-      700,000     700       --          --     700

Net (loss) for
the period from
inception to
March 31, 2001      --      --        --    (3,930)  (3,930)
             ---------  ------  --------    ------- -------
Balance-
 March 31,
   2001      3,000,000  $3,000  $     --   $(3,930) $  (930)
             =========  ======= ========   ======== =======




















See accompanying note to financial statements.

3
2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)


	Three Months   January 31, 2000  January 31, 2000
             Ended         (Inception) to   (Inception) to
          March 31, 2001  March 31, 2000    March 31, 2001
          --------------  ----------------- ----------------

Net (loss)	    $    (215)    $  (2,601)          $ (3,930)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services           --           700                700
Increase (decrease) in
 Liabilities:
Loan to share-
 holder             215            --                930

Accrued expenses     --            --                 --
     	    ---------      --------          ---------
Net cash (used) by
  operating
    activities:      --       (1,901)             (2,300)
Net cash from financing
  Activities:
Common stock issuance
  for cash           --        2,300               2,300
              ---------      --------          ---------
Increase (decrease)
  in cash            --          399                  --
Cash at beginning
  of period   $      --           --                  --
              ---------      --------          ---------
Cash at end of
  period      $      --      $   399           $      --
              =========      =======           =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes  $      --      $                 $
              =========      =======           =========
Interest      $      --      $    --           $
              =========      =======           =========
Non-cash financing transactions:
Common shares issued
  for services$      --      $   700           $     700
              =========      =======           =========
See accompanying note to financial statements.
4
2000 New Commerce, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)
BASIS OF PRESENTATION
--------------------------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended March 31, 2001 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year
ended December 31, 2001.   For further information refer to
the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2000.

   The Company's financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date the Company has only incurred net losses and has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

   2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000.
The Company is a development stage enterprise. From inception on January 31, 2000 to date (May 11, 2001) the
Company has had no revenues.

Item 2. Plan of Operation

   On February 18, 2000 the Company filed a Registration
Statement on Form 10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on April 18, 2000.





5

   The business of the Company is developing e-commerce opportunities, including sales over the Internet and advisory services in this area.

   The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

   The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2001, absent other funding being obtained, the Company's primary funding for the Company's
Chairman and President will provide corporate expenses.

Forward-Looking Statements
   This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

PART II- OTHER INFORMATION
--------------------------------------------

Item 1. Legal Proceedings

   The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

 	   None.






6



Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended March 31, 2001.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            2000 New Commerce, Inc.

                            /s/ Jaak Olesk
Dated: May 11, 2001         -----------------------
-------------------         Jaak Olesk
                            Chairman of the Board, President

















7