Form 10QSB
period 2001-06-30
2000 NEW COMMERCE INC
filed 2001-08-03
CIK 1106862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 2, 2001:
Common stock  3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]







TABLE OF CONTENTS

                                                     PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.......................  1-5

Item 2. Plan of Operation..........................  6-7

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ........................   7

Item 2. Changes in Securities. ....................   7

Item 3. Defaults Upon Senior Securities. ..........   7

Item 4. Submission of Matters to a Vote of
        Security Holders. .........................   8

Item 5. Other Information. ........................   8

Item 6. Exhibits and Report on Form 8-K. ..........   8

SIGNATURES. .......................................   8





























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


2000 New Commerce, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2001
(Unaudited)
ASSETS

Current Assets
  Cash                        $       --
                			----------
Total current assets		             --
           				----------
Total assets				$       --
				          	==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable            $    1,735
  Loan from shareholder              930
	 				     ----------
Total current liabilities          2,665

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares    3,000
						----------
(Deficit) accumulated
    during the development
      stage				    (5,665)
                               ----------
Total shareholders' equity
  (deficit)				    (2,665)
				           ----------
Total  Liabilities and
Shareholders' Equity (Deficit) $       --
						 ==========






See accompanying note to financial statements.


1
2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

 	       Six Months      January 31, 2000
                  Ended           (inception) to
               June 30, 2001     June 30, 2000
               --------------  -----------------


Revenue         $      --	         $      --

Expenses:
General and
  Adminis-
    trative     $    1,735            2,896
                ----------         --------
(Loss) from
   operations       (1,735)          (2,896)
Income taxes            --               --
                ----------         --------
Net (loss)      $   (1,735)        $ (2,896)
                ==========         ========
Basic (Loss) per
 Common
   share        $       --         $     --
                ==========         ========
Diluted (Loss) per
Common
  share         $       --         $     --
                ==========         ========
Weighted average
  (basic and diluted)
   common shares
     out-
 standing        3,000,000        3,000,000
                ==========       ==========










See accompanying note to financial statements.


2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS (Continued)
(Unaudited)

 	Three Months   Three Months      January 31, 2000
           Ended            Ended          (Inception) to
         June 30, 2001  June 30, 2000     June 30, 2001
        --------------  --------------    ----------------


Revenue    $      --	         $      --         $      --

Expenses:
General and
  Adminis-
    trative    1,735               295             5,665
          ----------          --------          --------
(Loss) from
   operations (1,735)             (295)           (5,665)

Income taxes      --                --                --
          ----------          --------          --------
Net (loss)$   (1,735)         $   (295)         $ (5,665)
          ==========          ========          ========
Basic (Loss) per
 Common
   share  $       --          $     --          $     --
          ==========          ========          ========
Diluted (Loss) per
Common
  share   $       --          $     --          $     --
          ==========          ========          ========
Weighted average
  (basic and diluted)
   common shares
     out-
 standing  3,000,000         3,000,000         3,000,000
          ==========         =========         =========










See accompanying note to financial statements.

2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period January 31, 2000 (inception) to June 30,2001
(Unaudited)
         					            (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------
Common shares
Issued for
  cash-      2,300,000   2,300 $     --     $    --  $2,300

Common shares
issued for
services-      700,000     700       --          --     700

Net (loss) for
the period from
inception to
June 30, 2001       --      --        --    (5,665)  (5,665)
             ---------  ------  --------    ------- -------
Balance-
 June 30,
   2001      3,000,000  $ 3,000 $     --   $(5,665) $(2,665)
             =========  ======= ========   ======== =======




















See accompanying note to financial statements.


2000 New Commerce, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)


           Six Months   January 31, 2000   January 31, 2000
             Ended       (Inception) to     (Inception) to
          June 30, 2001  June 31, 2000     June 30, 2001
          --------------  ---------------  ----------------
Net (loss)	    $   (1,735)     $ (2,896)           $ (5,665)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services            --           700                 700
Increase (decrease) in
 Liabilities:
Loan to share-
 holder               --            --                 930

Accrued expenses   1,735            --               1,735
     	    ----------      --------           ---------
Net cash (used) by
  operating
    activities:       --        (2,196)             (2,300)
Net cash from financing
  Activities:
Common stock issuance
  for cash            --         2,300               2,300
               ---------      --------           ---------
Increase (decrease)
  in cash             --           104                  --
Cash at beginning
  of period    $      --           --                   --
               ---------      --------           ---------
Cash at end of
  period       $      --      $    104           $      --
               =========      ========           =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes   $      --      $     --           $      --
               =========      ========           =========
Interest       $      --      $     --           $      --
               =========      ========           =========
Non-cash financing transactions:
Common shares issued
  for services$       --           700                 700
               =========      ========           =========
See accompanying note to financial statements.
5

2000 New Commerce, Inc.
(A Development Stage Company)
NOTE TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)
BASIS OF PRESENTATION
--------------------------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2001 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2001 are not necessarily indicative of the results that may be
expected for the year ended December 31, 2001.   For further
information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2000.

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

   2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000.
The Company is a development stage enterprise. From inception on January 31, 2000 to date (August 2, 2001) the
Company has had no revenues.

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

   The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2001 and the first half of calendar
2002, absent other funding being obtained, the Company's primary funding for the Company's Chairman and President will provide corporate expenses.

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

        None.

Item 3. Defaults Upon Senior Securities

 	   None.






Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended June 30, 2001.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            2000 New Commerce, Inc.

                            /s/ Jaak Olesk
Dated: August 2, 2001       -----------------------
----------------------      Jaak Olesk
                            Chairman of the Board, President

















8