Form 10KSB
period 2001-12-31
2000 NEW COMMERCE INC
filed 2002-01-30
CIK 1106862

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                FORM 10-KSB
                -----------
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------   -------

Commission file number 0-29631



            2000 New Commerce, Inc.
      ---------------------------------
 (Name of Small Business Issuer in its charter)


        Nevada                    95-4783102
-------------------------------  -------------
(State or other jurisdiction of  (I.R.S. Employer
 incorporation or organization)   Identification No.)

   345 North Maple Drive, Suite 284,
   Beverly Hills, California               90210
---------------------------------------    -----
(Address of principal executive offices) (Zip code)

                  (310) 288-0693
             --------------------------
             (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

         NA                    NA
------------------  ------------------------
Title of each class Name of each exchange on
                    which registered




Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock
              -----------------------
                 (Title of Class)

         Check if there is no disclosure of
delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


    The revenues for the year ended December 31, 2001 were $ 0.

     There was no common stock held by non-affiliates of the registrant as of January 11, 2002.

     The number of shares of common stock outstanding as of January 11, 2002 was 3,000,000.





























TABLE OF CONTENTS

                                          PAGE

Item 1.  Description of Business. .......  1-2

Item 2.  Description of Property. .......   2

Item 3.  Legal Proceedings. .............   2

Item 4.  Submission of Matters to a Vote
         of Security Holders. ...........   3

Item 5.  Market for Common Equity and
         Related Stockholder Matters. ...   3

Item 6.  Plan of Operation. .............   4

Item 7.  Financial Statements. .......... 4-14


Item 8.  Changes In and Disagreements
         With Accountants on
         Accounting and Financial
         Disclosure. ....................  14

Item 9.  Directors, Executive Officers,
         Promoters and Control Persons;
         Compliance With Section 16(a)
         of the Exchange Act. ........... 14-15

Item 10. Executive Compensation.  .......  15

Item 11. Securities Ownership of
         Certain Beneficial
         Owners and Management. .........  16

Item 12. Certain Relationships and
         Related Transactions.  ......... 16-17

Item 13. Exhibits and Reports on
         Form 8-K. ...................... 17-18

SIGNATURES.  ............................   18










PART I

Item 1. Description of Business.
--------------------------------

(a) Business Development

     2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company, an entity with a fiscal year ending December 31, is a standard
C-Corporation for federal income tax purposes.
The Company, which presently does not have any subsidiaries or affiliated entities, is a development stage enterprise. To date, the Company has had no significant operations. To date, the Company has had no revenues.

     The Company has never been involved
in any bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

     The business of the Company is
developing e-commerce opportunities, including sales over the Internet and advisory services in this area. To date the Company has had no revenues.

     The Company, which presently has no
employees, is a development stage enterprise.
From inception to date the Company has had no revenues.

Forward-Looking Statements

     This Form 10-SB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation
Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding the Company's financial position, business strategy, and plans and objectives if management of the Company for future operations, are forward-looking statements.


                        Page 1
     Although the Company believes that the
expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.


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

     The Company's corporate executive office presently is located within the office of the Company's major shareholder/Chairman of the Board of Directors/President Olesk. Mr. Jaak Olesk is a Certified Public Accountant and Attorney based in Beverly Hills, California at 345 N. Maple Drive.
Suite 284.

Item 3.   Legal Proceedings.
----------------------------

     The Company is not a party to any
pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.











                      Page 2
Item 4. Submission of Matters to a Vote of
        Security Holders.
------------------------------------------

        None.


PART  II


Item 5.  Market for Common Equity and Related
         Stockholder Matters.
----------------------------------------------

(a) Market information

     Currently there is no public market
for the Company's common stock.  At the
appropriate time, the Company's management will complete the pertinent procedures for listing the Company's common stock on the National Association of Securities Dealers Over the Counter Electronic
Bulletin Board. There can be no assurance however that management will be successful in this endeavor.


     The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. All 3,000,000 shares of common stock outstanding at January 11, 2002 could be sold pursuant to Rule 144 under the Securities Act.

(b) Holders

     As of January 11, 2002 there were three common shareholders of record.

(c) Dividends

    The Company has never declared any cash
dividends.

     The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.




                          Page 3
Item 6.  Plan of Operation.
---------------------------

     Financing

     The Company's management is seeking
funding from a variety of sources including private placements of its stock, public offering of its stock, as well as debt financing.
Additionally, business combinations with entities with significant cash will be considered.
However, there can be no assurance management will be successful in these endeavors.

     On February 18, 2000 the
Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on April 18, 2000.

     For the calendar year 2002 it is
anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's Chairman of the Board of Directors and President.

     The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

Item 7. Financial Statements.
-----------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
2000 New Commerce, Inc.
(A Development Stage Company)

We have audited the accompanying balance of 2000 New Commerce, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows, for the year ended December 31, 2001 and the periods from January 31, 2000(Inception) to December 31, 2000 and from January 31, 2000 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
                                Page 4
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2000 New
Commerce, Inc. (A Development Stage Company) as of
December 31, 2001 and the results of its operations and its cash flows for the year ended December
31, 2001 and the periods from January 31, 2000 (Inception) to December 31, 2000 and from January 31, 2000 (Inception) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has received no revenue and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6.  The financial statements do not include
any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman, Minsk, Cole & Fastovsky
-------------------------------------
Friedman, Minsk, Cole & Fastovsky

Los Angeles, California
January 11, 2002









                            Page 5
              2000 New Commerce, Inc.
         (A Development Stage Company)
                 BALANCE SHEET
                December 31, 2001


ASSETS

Current Assets
  Cash                $       --
			       ----------
Total current assets			--
           		  ----------
Total assets          $       --
                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
  Loan from Share-
  holder              $   3,441
				  ---------
Total current
  liabilities             3,441
                      ---------
Shareholders' Equity
(Deficit) Common stock,
  25,000,000 shares
  authorized
  at $0.001 par value;
  issued and
  outstanding
  3,000,000 shares        3,000

(Deficit) accumulated
    during the development
      stage              (6,441)
                      ---------
Total shareholders' equity
  (deficit)           $  (3,441)
                      ---------
Total Liabilities and
Shareholders' Equity
  (Deficit)           $      --
                      =========




See Notes to Financial Statements.


                        Page 6
              2000 New Commerce, Inc.
           (A Development Stage Company)
              STATEMENT OF OPERATIONS

                     January 31,   January 31,
           Year        2000          2000
           Ended    (Inception) to (Inception) to
        December 31, December 31,   December 31,
           2001         2000          2001
        ------------ -------------  --------------


Revenue    $     --	  $     --      $    --

Expenses:
General and
  Adminis-
   trative $  2,726      3,715        6,441
           ---------  --------      -------
(Loss) from
   operations(2,726)    (3,715)      (6,441)

Income taxes     --         --           --
           --------   --------      -------
Net (loss) $ (2,726)  $ (3,715)     $(6,441)
           ========   ========      =======
Basic (Loss) per
 Common
   share   $     --   $     --      $    --
           ========   ========      =======
Diluted (Loss) per
Common
  share    $     --   $     --      $    --
           ========   ========      =======
Weighted average
  (basic and diluted)
   common
     shares
  out-
  stand
    ing   3,000,000  3,000,000    3,000,000
          =========  =========    =========









          See Notes to Financial Statements.

                          Page 7
       2000 New Commerce, Inc.
    (A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIT) For the period January 31, 2000
   (inception) to December 31, 2001

                                    (Deficit)
                                   Accumulated
                        Additional During the
        Common   Stock  Paid-In    Development
        Shares   Amount Capital      Stage     Total
        ------ -------- ---------  ----------- -----
Common
Shares
 Issued
for
 cash- 2,300,000 $2,300 $    --      $    --  $2,300

Common shares
issued for
services-700,000    700      --           --     700

Net (loss) for
the period from
inception to
December 31,
  2000        --      --      --      (3,715) (3,715)
        -------- ------- -------     -------- -------
Balance-
December31,
 2000  3,000,000   3,000      --      (3,715)   (715)


Net (loss)
for the
year ended
December
31, 2001      --      --      --      (2,726) (2,726)
        -------- ------- -------     -------- -------

Balance-
December 31,
 2001  3,000,000 $ 3,000      --     $(6,441)$(3,441)
       ========= ======= =======     =======  =======






         See Notes to Financial Statements.


                         Page 8
             2000 New Commerce, Inc.
          (A Development Stage Company)
             STATEMENT OF CASH FLOWS



                          January 31,    January 31,
             For the year   2000            2000
                Ended     (Inception) to (Inception) to
             December 31, December 31,   December 31,
                2001         2000           2001
             -----------  -----------   -------------

Cash Flows From
 Operating
   Activities

Net (loss)     $ (2,726)   $ (3,715)       $ (6,441)

Adjustment to
  reconcile net
loss to
   cash used by
     operating
activities:

Shares issued for
  services           --        700             700

Increase (decrease)
 in Liabilities:


Accrued expenses   (315)       315              --
               --------   --------        --------
Net cash (used)
 by
  operating
   activities:   (3,041)    (2,700)         (5,741)
               --------   --------        --------
 Cash flows from
  financing
  Activities:
Common stock issuance
 for cash            --      2,300           2,300
Loan from  share-
 holder           3,041        400           3,441
              ---------  ---------        --------





                            Page 9
               2000 New Commerce, Inc.
          (A Development Stage Company)
             STATEMENT OF CASH FLOWS (Continued)




Net cash
 provided
   by financing
     activities   3,041      2,700           5,741
              ---------  ---------        --------


Increase (decrease)
  in cash            --         --              --

Cash at beginning
  of period          --         --	             --
             ----------  ---------       ---------
Cash at end
of period    $       --  $      --       $      --
             ==========  =========       =========



Supplemental cash flow information:
 Cash paid during the period for:
Income Taxes $       --  $       --      $      --
             ==========  ==========      =========

Interest     $       --  $       --      $      --
             ==========  ==========      =========
Non-cash financing transactions:

Common shares
  issued
  for
  services   $       --  $      700      $     700
             ==========  ==========      =========











           See notes to Financial Statements.

                       Page 10
                 2000 New Commerce, Inc.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                    December 31, 2001

Note 1- Summary of Significant Accounting
        Policies.
-----------------------------------------

Nature of Operations
     2000 New Commerce, Inc., (the "Company"),
a Nevada corporation, was incorporated on
January 31, 2000.   The Company is a Development
Stage Company with a fiscal year ending
December 31. The business of the Company is developing e-commerce opportunities, including sales over the Internet and developing advisory services in this area. To date, the Company has had no revenues.

 Cash Equivalents
     Cash equivalents consist of funds
invested in money market accounts and
investments with maturities of three months or less when purchased. There were no cash equivalents for the period January 31, 2000
(inception) to December 31, 2001.

Loss per Common Share
     In February 1997, the Financial Accounting
Standards Board ("FASB") issued SFAS No. 128,
"Earnings Per Share".  The statement
replaced primary EPS with basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS.
The company uses the method specified by the statement.

Use of Estimates
     The preparation of financial statements
in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes.
Actual results could differ from those estimates.

Issuance of Shares for Services
     Valuation of shares for services
is based on the estimated fair market value of the services performed.


                       Page 11
Income Taxes
     The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2001.

Reclassification of Financial Statement Presentation

      Certain reclassification have been made to the December 31, 2000 financial statements to conform to the December 31, 2001 financial statement presentation. Such reclassifications had no effect on the income as previously reported.

Note 2- Income Taxes.
---------------------

     The Company has Federal net operating loss carry forwards of approximately $6,441, of which $3,715 expires in 2020 and $2,726 expires in 2021.

     The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

     The income tax expenses for the period is as follows:


                     2001       2000    Cumulative

Tax benefit of
 NOL                $3,715     $2,726    $6,441

Less: Valuation
 reserve            (3,715)    (2,726)   (6,441)

Net tax expense         --         --        --
                    =======    =======   =======





                        Page 12
     The deferred tax asset of $966 at December 31, 2001 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved. The reserve increased by $408, $557 and $966 for the year ended
December 31, 2001, and the periods January 31, 2000
(inception) to December 31, 2000 and 2001, respectively.


Note 3- Related Party Transaction.
----------------------------------

     There Company issued 700,000 common shares to the Chairman of the Board of Directors and President and to various other shareholders for services during the period from January 31, 2000 (inception) to December 31, 2000.

     The Company uses the facilities and personnel of its president without charge.


Note 4- Development Stage Company.
----------------------------------

     The Company is a Development Stage Company.
A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage
Company devotes most of its activities to establishing a new business.

Note 5- Loan from Shareholder.
------------------------------

     Unsecured non-interest bearing demand loans from the Company's Chairman and President amounted to $3,041, $400, and $3,441 for the year ended December 31, 2001 and the periods January 31, 2000 (inception) to December 31, 2000 and December 31, 2001, respectively. The outstanding balance as of December 31, 2001 amounted to $3,441.

      The loss or amendment of this loan or of the continuing financial support of the Company's president would have an adverse affect upon the Company's operations.









                      Page 13
Note 6-  Basis of presentation and considerations
         related to continued existence (going concern)
-------------------------------------------------------

     The Company's financial statements
have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,726, $3,715 and $6,441 for the year ended
December 31, 2001, and the periods January 31, 2000
(inception) to December 31, 2000 and from January 31, 2000
(inception) to December 31, 2001 respectively. From inception to date the Company has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

     The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Note 7- Fair Values of Financial Instruments.
---------------------------------------------

     The carrying amount for loans from shareholder approximates fair value because of the short-term maturity of this instrument.


Item 8.  Changes In and Disagreements With
         Accountants on Accounting
         And Financial Disclosure.
-------------------------------------------

         None.


PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With
         Section 16(a) of the Exchange Act.
------------------------------------------------------

The following individuals are the directors of the Company:






                      Page 14
Name of Director        Age   Title
---------------------  ------ --------
Jaak Olesk               49   Chairman of the
                              Board of Directors
                              and President

Lilian Cruz              35   Director, Vice
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

16(a) Compliance.  The Company and
all related persons are in compliance with section
16(a) of the Exchange Act.


Item 10.  Executive compensation.
---------------------------------

          Summary Compensation Table
                                      Securi-
                               Other  ties                        All
Name                           Annual Registered Under-           other
And                            Compen Stock     Lying     LTIP    Compen
Principal Year                   sation Award(s)Options   payouts sation
Position (NoteA) Salary($) Bonus($)  $    $     SARs (#)    $       $
--------- ------ --------- -------- --- ------- -------- ------- -------
Jaak Olesk
President   2000    -         -      -     -        -       -     $ 500
            2001    -         -      -     -        -       -         -

Lilian Cruz
Secretary/
Treasurer    2000   -         -      -     -        -       -       100
             2001   -         -      -     -        -       -         -

Note A: 2000 is for the period: From January 31, 2000
        (Inception) to December 31, 2000

                       Page 15
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.
-------------------------------------------------

     The following table sets forth certain
information as of January 11, 2002 with respect to the beneficial ownership (as such term is defined under section 13(d) of the Securities Exchange Act
of 1934, as amended) of the common stock by (I)
each person who is the beneficial owner of more than 5%
of the common stock outstanding as of such date,
(II) each director of the Company, (III) the named officers, and (IV) all executive officers of the Company as a group:
                                Amount of
Name and address of Beneficial  Beneficial    Percent
Owner.                          Ownership     of Class
------------------------------  ---------     --------
Jaak Olesk                      2,800,000      93.33%
345 N. Maple Drive, Suite #284
Beverly Hills, CA 90210

Lilian Cruz                       100,000       3.33%
345 N. Maple Drive, Suite #284  ---------     ------
Beverly Hills, CA 90210

All Directors, Nominees
and Executive                   2,900,000      96.67%
Officers as a Group (2 persons)

Item 12. Certain Relationships and Related
         Transactions.
------------------------------------------

Initial Cash Infusion by Founder

     In February 2000 the Company issued 2,300,000
shares of its common stock to its founder
Jaak Olesk, Chairman of the Board of Directors
and President of the Company, for aggregate
proceeds of $2,300.   The stock issued was
approved by the written consent of the Directors of the Company of February 14, 2000.

Shares for Services

     In February 2000 the Company issued a total of 700,000 shares of its restricted common stock for services performed. Jaak Olesk, Chairman of the Board of Directors and President received 500,000 shares of common stock for consulting, accounting,

                       Page 16

legal and advisory services.  Lilian Cruz, Director
and Secretary/Treasurer, received 100,000 shares of
common stock for administrative and secretarial
services.  Morena Rodriguez also received 100,000
shares of common stock for administrative and
secretarial services.  The stock issuance   was
approved by written consent of the Directors of the Company on February 14, 2000.

Loan from Shareholder

     From August 2000 to December 2001 the
Company's Chairman and President has made a total of $3,441 in unsecured non-interest bearing demand loans to the Company.

Use of Office Facilities

     The Company uses the facilities and personnel of its Chairman and President Jaak Olesk without charge.

Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

Exhibit A- Computation of Earnings Per Share



                              January 31,     January 31,
                For The Year     2000            2000
                    ended     (Inception) to (Inception) to
                December 31,   December 31,   December 31,
                   2001          2000            2001
                ------------   ------------- --------------

BASIC EPS
---------------

Net Loss            $   2,726    $   3,715     $    6,441

Weighted average
Numbers of shares
 used  in computing
 net loss per share 3,000,000    3,000,000      3,000,000

Net (Loss) per
  share             $      --    $      --      $      --
                    =========    =========      =========




                            Page 17
DILUTED EPS
------------------

Weighted Average
number of shares
used in computing
loss per share      3,000,000    3,000,000      3,000,000

Plus incremental
shares from
assumed conversions        --           --             --
                    =========    =========      =========

Weighted Average
Shares              3,000,000    3,000,000      3,000,000

Loss per share
assuming dilution   $      --    $      --      $      --
                    =========    =========      =========


There were no reports on Form 8-K filed during the quarter ended December 31, 2001.







SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            2000 New Commerce, Inc.

                            /s/ Jaak Olesk
                            ------------------------
Dated: January 11, 2002     Jaak Olesk
-----------------------     Chairman of the Board,
                            President









                           Page 18