Form 10QSB
period 2002-09-30
2000 NEW COMMERCE INC
filed 2002-11-14
CIK 1106862

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2002
Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]



                             1
TABLE OF CONTENTS

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

Item 5. Other Information. ........................ 9-10

Item 6. Exhibits and Report on Form 8-K. ..........  10

SIGNATURES. .......................................  10




























                           2
PART  I- FINANCIAL INFORMATION


Item 1. Financial Statements.


                    2000 New Commerce, Inc.
                (A Development Stage Company)
                      BALANCE SHEET
                    September 30, 2002
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





                                3

         See accompanying note to financial statements.
                    2000 New Commerce, Inc.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS
                         (Unaudited)



                     Three Months       Three Months
                       Ended              Ended
                    September 30,      September 30,
                       2002               2001
                   --------------      --------------


Revenue               $      --	     $      --

Expenses:
General and
  Administrative      $      --                --
                      ---------         ---------
(Loss) from
   operations                --                --

Income taxes                 --                --
                      ---------         ---------
Net (loss)            $      --         $      --
                      =========         =========
Basic (Loss) per
 Common
   Share              $      --         $      --
                      =========         =========
Diluted (Loss) per
Common share          $      --         $      --
                      =========         =========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000         3,000,000
                      =========         =========












                               4

       See accompanying note to financial statements.
                      2000 New Commerce, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS (Continued)
                            (Unaudited)



                    Nine Months     Nine Months  January 31, 2000
                       Ended           Ended     (Inception) to
                    September 30,   September 30, September 30,
                       2002            2001           2002
                    -------------   ------------- -------------


Revenue               $      --       $      --      $     --

Expenses:
General and
  Administrative      $      --           1,735         6,441
                      ---------       ---------      --------
(Loss) from
   operations                --          (1,735)       (6,441)

Income taxes                 --              --            --
                      ---------       ---------      --------
Net (loss)            $      --       $  (1,735)     $ (6,441)
                      =========       =========      ========
Basic (Loss) per
 Common
   share              $      --       $      --      $     --
                      =========       =========      ========
Diluted (Loss) per
Common share          $      --       $      --      $     --
                      =========       =========      ========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000       3,000,000     3,000,000
                      =========       =========     =========












                               5

         See accompanying note to financial statements.
                      2000 New Commerce, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the period January 31, 2000 (inception) to
                       September 30, 2002
                          (Unaudited)


                                          (Deficit)
                                         Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------

Common shares
Issued for
  cash-      1,250,000  $1,250 $     --    $     -- $ 1,250

Common shares
issued for
services-    1,750,000   1,750       --          --   1,750


Net (loss) for
the period from
inception to
September
 30, 2002           --      --        --     (6,441) (6,441)
             ---------  ------  --------    ------- -------
Balance-
 September
  30, 2002   3,000,000  $3,000  $     --   $(6,441) $(3,441)
             =========  ======= ========   ======== =======


















                              6
        See accompanying note to financial statements.
                     2000 New Commerce, Inc.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS
                          (Unaudited)

                  Nine Months    Nine Months   January 31, 2000
                     Ended         Ended        (Inception) to
                  September 30,  September 30,  September 30,
                     2002          2001             2002
                  -------------  -------------  --------------
Net (loss)	             $     --    $  (1,735)       $ (6,441)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services                   --           --             700
Increase (decrease) in
 Liabilities:
Accrued expenses             --        1,735              --
                      ---------     --------       ---------
Net cash (used) by
  operating
    activities:              --           --          (5,741)
Net cash from financing
  Activities:
Common stock issuance
  for cash                   --           --           2,300
Loan to shareholder          --           --           3,441
                      ---------     --------       ---------
Net cash (used) by
 financing activities:       --           --           5,741

Increase (decrease)
  in cash                    --           --              --
Cash at beginning
  of period           $      --           --              --
                      ---------     --------       ---------
Cash at end of
  period              $      --     $     --       $      --
                      =========     ========       =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes          $      --     $     --       $      --
                      =========     ========       =========
Interest              $      --     $     --       $      --
                      =========     ========       =========
Non-cash financing transactions:
Common shares issued
  for services        $      --     $     --       $     700
                      =========     ========       =========
7
See accompanying note to financial statements.

                     2000 New Commerce, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2002
                           (Unaudited)
BASIS OF PRESENTATION
---------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended September 30, 2002 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December
31, 2002.   For further information refer to the audited
financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

   2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (November 13, 2002) the Company has had no revenues.

Item 2. Plan of Operation

   On February 18, 2000 the Company filed a Registration
Statement on Form 10-SB with the United States Securities and
Exchange Commission. The Registration Statement went effective on April 18, 2000.

   The business of the Company is developing e-commerce opportunities, including sales over the Internet and advisory services in this area.



                             8

   The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

   The Company's   management is seeking funding from a variety
of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first three quarters of calendar 2003 absent other funding being obtained, the Company's primary funding source will be Chairman and President Olesk who will provide funding for corporate expenses.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        In early August, 2002 a transaction was completed whereby majority control of the Company was transferred to an investor, Dr. Egon Nikolai. Dr. Nikolai's business address is

                            9
12357 56A Avenue, Surrey, B.C. V3X 3H7 Canada. Pending appointment of new directors and officers Jaak Olesk remains
Chairman of the Board of Directors and President.


Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended September 30, 2002.




SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            2000 New Commerce, Inc.

                            /s/ Jaak Olesk
Dated: November 13, 2002    --------------------------------
------------------------    Jaak Olesk
                            Chairman of the Board, President























                           10