Form 10KSB
period 2002-12-31
2000 NEW COMMERCE INC
filed 2003-07-25
CIK 1106862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29631

2000 NEW COMMERCE, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4783102 (I.R.S. Employer Identification No.)

625 Howe Street, Ste 700 Vancouver, B.C. Canada (Address of principal executive offices)	V6C 2T6 (Zip code)

(604) 683-6648
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NA Title of each class	NA Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The revenues for the year ended December 31, 2002 were $0.

There was no common stock held by non-affiliates of the registrant as of April 10, 2003

The number of shares of common stock outstanding as of April 10, 2003 was 3,300,000.

PART I

Item 1. Description of Business.

(a) Business Development

2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company, an entity with a fiscal year ending Deember 31, is a standard C-Corporation for federal income tax purposes. The Company, which presently does not have any subsidiaries or affiliated entities, is a development stage enterprise. To date, the Company has had no significant operations. To date, the Company has had no revenues.

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

Forward-Looking Statements

This Form 10-K includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding the Company's financial position, busness strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

Item 2. Description of Property.

The Company does not own any physical properties at this time.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information

Currently there is no public market for the Company's common stock. At the appropriate time, the Company's management will complete the pertinent procedures for listing the Company's common stock on the National Association of Securities Dealers Over the Counter Electronic Bulletin Board. There can be no assurance, however, that management will be successful in this endeavor.

The company has no common equity that is subject to outstanding options or warrants to purchase or securities convertible into, common equity of the Company. 3,000,000 shares of common stock outstanding at April 10, 2003 could be sold pursuant to Rule 144 under the Securities Act.

(b) Holders

In early August, 2002 a transaction was completed whereby majority control of the Company was transferred to an investor, Dr. Egon Nikolai. Dr. Nikolai's business address is 12357 56A Avenue, Surrey, B.C. V3X 3H7 Canada.

As of April 10, 2003 there were two common shareholders of record.

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

For the calendar year 2002 it is anticipated, absent the Company' obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's President.

The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

Item 7. Financial Statements.

2000 NEW COMMERCE, INC.
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in US Dollars)

TERRY AMISANO LTD.	AMISANO HANSON

KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
2000 New Commerce, Inc.

We have audited the accompanying balance sheet of 2000 New Commerce, Inc. (A Development Stage Company) as of December 31, 2002 and the related statement of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002 and the period January 31, 2000 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 2000 New Commerce, Inc. as of December 31, 2001 and for the period January 31, 2000 to December 31, 2001 were audited by other auditors whose report dated January 11, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of 2000 New Commerce, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 and the period January 31, 2000 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the Development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations which raises substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
May 8, 2003	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

2000 NEW COMMERCE, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2002 and 2001
(Stated in US Dollars)

LIABILITIES
	2002	2001
Current
Accounts payable – Note 4	$5,521	$3,441

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value
25,000,000 shares authorized
3,000,000 (2001: 3,000,000) shares outstanding	3,000	3,000
Deficit accumulated during the development stage	(8,521)	(6,441)

	(5,521)	(3,441)

	$-	$-

Nature and Continuance of Operations - Note 1
Subsequent Events – Note 6

APPROVED ON BEHALF OF THE BOARD

/s/ Troy Nikolai	/s/ Jake Bottay

Troy Nikolai, Director	Jake Bottay, Director

SEE ACCOMPANYING NOTES

2000 NEW COMMERCE, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS
for the years ended December 31, 2002 and 2001,
for the period January 31, 2000 (Date of Incorporation) to December 31, 2000
and for the period January 31, 2000 (Date of Incorporation) to December 31, 2002
(Stated in US Dollars)

			January 31,	January 31,
			2000	2000
			(Date of Incor-	(Date of Incor-
	Year ended		poration) to	poration) to
	December 31,		December 31,	December 31,
	2002	2001	2000	2002

Expenses
General and administrative	$(5,521)	$(2,726)	$(3,715)	$(11,962)
Forgiveness of debt	3,441	-	-	3,441

Net loss for the period	$(2,080)	$(2,726)	$(3,715)	$(8,521)

Basic loss per share	$-	$-	$-

Weighted average number of shares
outstanding	3,000,000	3,000,000	3,000,000

SEE ACCOMPANYING NOTES

2000 NEW COMMERCE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
for the years ended December 31, 2002 and 2001,
for the period January 31, 2000 (Date of Incorporation) to December 31, 2000
and for the period January 31, 2000 (Date of Incorporation) to December 31, 2002
(Stated in US Dollars)

			January 31,	January 31,
			2000	2000
			(Date of Incor-	(Date of Incor-
	Year ended		poration) to	poration) to
	December 31,		December 31,	December 31,
	2002	2001	2000	2002

Cash Flows from (used in) Operating
Activities
Net loss for the period	$(2,080)	$(2,726)	$(3,715)	$(8,521)
Charges to income not affecting cash
Shares issued for services	-	-	700	700
Forgiveness of debt	(3,441)	-	-	(3,441)
Changes in non-cash working capital
balances related to operations
Accounts payable	5,521	(315)	315	5,521

	-	(3,041)	(2,700)	(5,741)

Cash Flows from Financing Activities
Capital stock issued	-	-	2,300	2,300
Due to related party	-	3,041	400	3,441

	-	3,041	2,700	5,741

Increase in cash during the period	-	-	-	-

Cash, beginning of the period	-	-	-	-

Cash, end of the period	$-	$-	$-	$-

Supplementary disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES

2000 NEW COMMERCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period January 31, 2000 (Date of Incorporation) to December 31, 2002
(Stated in US Dollars)

			Deficit
			Accumulated
			During the
	Common Shares		Development
	Number	Par Value	Stage	Total
Capital stock issued for cash
– at $ 0.001	2,300,000	$2,300	$-	$2,300

Capital stock issued for services
– at $ 0.001	700,000	700	-	700

Net loss for the period	-	-	(3,715)	(3,715)

Balance, as at December 31, 2000	3,000,000	3,000	(3,715)	(715)

Net loss for the year	-	-	(2,726)	(2,726)

Balance, as at December 31, 2001	3,000,000	3,000	(6,441)	(3,441)

Net loss for the year	-	-	(2,080)	(2,080)

Balance, as at December 31, 2002	3,000,000	$3,000	$(8,521)	$(5,521)

SEE ACCOMPANYING NOTES

2000 NEW COMMERCE, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is in the development stage. The business of the Company is developing E-Commerce opportunities including sales over the internet and developing advisory services in this area. To date, the Company has no revenues.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $5,521, and has accumulated a deficit of $8,521 since inception. Management believes that its expected financing will be provided by existing shareholders. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.

The Company was incorporated in the State of Nevada, United States of America on January 31, 2000.

Note 2

Summary of Significant Accounting Policies

Management has prepared the financial statements of the Company in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from inception, January 31, 2000 to December 31, 2002.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes". FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Fair Value of Financial Instrument

The carrying value of accounts payable approximates fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instrument.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $8,521, the benefit of which has not been recorded in the financial statements.

Note 3	Income Taxes – (cont’d) The following table summarizes the significant components of the Company’s deferred tax assets:
Total
Deferred Tax Assets
Non-capital loss carryforward	$1,278
Less valuation allowance	(1,278)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4	Related Party Transactions At December 31, 2002, accounts payable includes $Nil (2001: $3,441) due to a director of the Company.
Note 5

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended December 31, 2000, the Company issued 700,000 common shares to pay for services of $700. This transaction was excluded from the statement of cash flows.

Note 6	Subsequent Events Subsequent to December 31, 2002:
	i)	the Company issued 300,000 common shares to a director of the Company pursuant to a private placement agreement for total proceeds of $300; and
	ii)	the Company entered into an agreement for administrative services with a director of the Company effective April 1, 2003 at $3,000 per month for a period of one year.

PART III

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

8-K filed April 15, 2003 included by reference.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

On April 10, 2003 Jaak Olesk resigned from the Board of Directors of the Company.

On April 10, 2003 the Company named Troy Nikolai as Director to serve as President and CEO. Mr. Nikolai is an accountant with C.J. Willoughby in Burnaby B.C. Canada. Mr. Nikolai is a graduate of North American Baptist College in Alberta, Canada.

On April 10, 2003, Jake Bottay agreed to be a Director of the Company and will act as Secretary and Chief Financial Officer. Mr. Bottay is a graduate of Simon Fraser University, Vancouver, Canada. Mr. Bottay is currently a self-employed consultant to public resource companies. He has served as President/Director of El Bravo Gold Mining Ltd. and is currently Director of Belmont Resources, Inc. and Consolidated E.T.C. Industries Ltd., all resource companies involved in mineral exploration.

The following individuals are the directors of the Company:

Name of Director	Age	Title

Troy Nikolai	35	Director, President and CEO

Jake Bottay	54	Director, Secretary and CFO

16(a) Compliance. The Company and all related persons are in compliance with section 16(a) of the Exchange Act.

Item 10. Executive compensation.

At the present time, Directors and Officers do not receive compensation from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of April 10, 2003 with respect to the beneficial ownership (as such term is defined under section 13(d) of the Securities Exchange Act of 1934, as amended) of the common stock by (I) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (II) each director of the Company, (III) the named officers, and (IV) all executive officers of the Company as a group:

Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Ownership
Egon Nikolai 12357 56A Avenue, Surrey, BC V3X 3H7 Canada	3,000,000 common shares	91%
Sundance Capital Group P.O. Box 2714 Station Terminal Vancouver, BC V6B 3X2 Canada	300,000 common shares	9%

Troy Nikolai #1 - 5212 Neville St Burnaby BC V5J 2H5 Canada	Nil	0%
Jake Bottay 2180 Argyl Ave., West Vancouver BC V7V 1A4 Canada	Nil	0%
All Directors, Nominees Executives and Officers as a Group (2 persons)	3,300,000	100%

Item 12. Certain Relationships and Related Transactions.

Initial Cash Infusion by Founder

In February 2000 the Company issued 2,300,000 shares of its common stock to its founder Jaak Olesk, Chairman of the Board of Directors and President of the Company, for aggregate proceeds of $2,300. The stock issued was approved by the written consent of the Directors of the Company of February 14, 2000.

Shares for Services

In February 2000 the Company issued a total of 700,000 shares of its restricted common stock for services performed. Jaak Olesk, Chairman of the Board of Directors and President received 500,000 shares of common stock for consulting, accounting,legal and advisory services. Lilian Cruz, Director and Secretary/Treasurer, received 100,000 shares of common stock for administrative and secretarial services. Morena Rodriguez also received 100,000 shares of common stock for administrative and secretarial services. The stock issuance was approved by written consent of the Directors of the Company on February 14, 2000.

In early August, 2002 a transaction was completed whereby all the shares of the Company issued at that date were transferred to an investor, Dr. Egon Nikolai.

Loan from Shareholder

From August 2000 to December 2001 the Company's Chairman and President had made a total of $3,441 in unsecured non-interest bearing demand loans to the Company. At April 10, 2003 all outstanding loans had been forgiven.

Item 13. Exhibits and Report on Form 8-K.

Exhibits

99.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Reports on Form 8-K filed during
the quarter ended December 31, 2001.

None

Reports on Form 8-K filed subsequent to December 31, 2002

Form 8-K April 15, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2000 New Commerce, Inc.

Dated: July 24, 2003	/s/ Troy Nikolai
Troy Nikolai, President/CEO

Dated: July 24, 2003	/s/ Jake Bottay
Jake Bottay, Secretary/CFO