Form 10QSB
period 2003-03-31
2000 NEW COMMERCE INC
filed 2005-07-20
CIK 1106862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

----------------------

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

For the transition period from _________ to __________

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

625 Howe St., Suite 600

Vancouver, BC Canada V6C 2T6

--------------------------------------- ---------------

(Address of principal executive offices) (Zip code)

(604) 683-6648

----------------------------------

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003

    Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [ X]

TABLE OF CONTENTS

                                                    PAGE

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements....................... 3-8

Item 2. Plan of Operation.......................... 8-9

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ......................... 9

Item 2. Changes in Securities. ..................... 9

Item 3. Defaults Upon Senior Securities. .......... 9

Item 4. Submission of Matters to a Vote of

Security Holders. ......................... 9

Item 5. Other Information. ......................... 9-10

Item 6. Subsequent Events. ......................... 10

Item 7. Exhibits and Reports on Form 8-K........... 10

SIGNATURES. ....................................... 10

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

See accompanying note to financial statements.

See accompanying note to financial statements.

See accompanying note to financial statements.

See accompanying note to financial statements.

2000 New Commerce, Inc.

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

March 31, 2003

(Un-audited)

BASIS OF PRESENTATION

---------------------

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended March 31, 2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (March 31, 2003) the Company has had no revenues.

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

    The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2003, and the last three quarters of calendar 2003 absent other funding being obtained, the Company's primary funding source will be President Nikolai who will provide funding for corporate expenses.

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

Item 6. Subsequent Events

    On April 10, 2003 the Company named Troy Nikolai as Director to serve as President and CEO. Mr. Nikolai is an accountant with C.J. Willoghby in Burnaby BC Canada. On April 10, 2003 Jake Bottay agreed to be a Director and will serve as Secretary and CFO. Mr. Bottay is a self-employed consultant and is Director of Belmont Resources Inc and Highbank Resources Inc, both of Vancouver BC. Mr. Bottay resides in N. Vancouver BC.

Item 7. Exhibits and Report on Form 8-K

    No Exhibits

There were no reports filed on Form 8-K during the three month period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                2000 New Commerce, Inc.

Dated: June 27, 2005           /s/ Troy Nikolai

                               Troy Nikolai, President, CEO, Director

                               /s/ Egon Nikolai

                               Egon Nikolai, Chairman of the Board

                               /s/ Jake Bottay

                               Jake Bottay, Secretary, CFO, Director