Form 10QSB
period 2003-06-30
2000 NEW COMMERCE INC
filed 2005-10-31
CIK 1106862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

----------------------

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003

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

(604) 683-6648

----------------------------------

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003

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

Item 6. Exhibits and Report on Form 8-K. ........... 10

SIGNATURES. ....................................... 10

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

2000 New Commerce, Inc.

(A Development Stage Company)

NOTE TO FINANCIAL STATEMENTS

June 30, 2003

(Un-audited)

BASIS OF PRESENTATION

---------------------

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the six month period ended June 30, 2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

2000 New Commerce, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (June 30, 2003) the Company has had no revenues.

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

The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2003, absent other funding being obtained, the Company's primary funding source will be President Nikolai who will provide funding for corporate expenses.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In early August, 2002 a transaction was completed whereby majority control of the Company was transferred to an investor, Dr. Egon Nikolai. Dr. Nikolai's business address is 12357 56A Avenue, Surrey, B.C. V3X 3H7 Canada. On April 10, 2003 the Company named Troy Nikolai as Director to serve as President and CEO. Mr. Nikolai is an acoountant with C.J. Willoghby in Burnaby BC Canada. On April 10, 2003 Jake Bottay agreed to be a Director and will serve as Secretary and CFO. Mr. Bottay is a self-employed consultant and is Director of Belmont Resources Inc and Highbank Resources Inc, both of Vancouver BC. Mr. Bottay resides in N. Vancouver BC. In April 2003, the Company opened a bank account with loans from Egon Nikolai in order to pay its accounts payables of annual incorporation fees and Securities and Exchange Commission filing fees. In April 2003, the Company entered into an agreement with a consulting firm with a common director of the Company for a period of 12 months to render consulting services, including services related to market analysis, public relations, financial planning, investment banking services and to facilitate all regulatory filings necessary.

Item 6. Subsequent Events

None

Item 7. Exhibits and Report on Form 8-K

No Exhibits

Form 8K previously filed with the SEC April 10, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    2000 New Commerce, Inc.

Dated: October 15, 2005                             --------------------------------

                                                    /s/ Troy Nikolai,President,CEO,Director

--------------------------------

/s/ Egon Nikolai

Chairman of the Board

--------------------------------

/s/ Jake Bottay,Secretary,CFO,Director